Form 10-Q
period 2025-06-30
LightWave Acquisition Corp.
filed 2025-08-21
CIK 2061379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42714

LIGHTWAVE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14755 Preston Road

Suite 520

Dallas TX 14755

(Address of principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 19, 2025, there were 22,168,750 Class A ordinary shares, $0.0001 par value and 7,906,250 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LIGHTWAVE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheet as of June 30, 2025	1
Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2025 and for the Period from January 22, 2025 (Inception) Through June 30, 2025	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2025 and for the Period from January 22, 2025 (Inception) Through June 30, 2025	3
Unaudited Condensed Statement of Cash Flows for the Period from January 22, 2025 (Inception) Through June 30, 2025	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LIGHTWAVE ACQUISITION CORP.

CONDENSED BALANCE SHEET

(UNAUDITED)

JUNE 30, 2025

Assets:
Current asset
Cash	$1,140,316
Due from Sponsor	130,500
Prepaid expenses	37,750
Total current assets	1,308,566
Investments held in Trust Account	215,723,309
Total Assets	$217,031,875

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Accounts payable and accrued expenses	$97,700
Accrued offering costs	97,568
Total current liabilities	195,268
Deferred underwriting fee payable	7,546,875
Total Current Liabilities	$7,742,143

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,562,500 shares at a redemption value of $10.00 per share	215,723,309

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 606,250 shares issued and outstanding, excluding 21,562,500 shares subject to possible redemption	61
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,906,250 shares issued and outstanding	791
Accumulated deficit	(6,434,429)
Total Shareholders’ Deficit	(6,433,577)
Total Liabilities and Shareholders’ Deficit	$217,031,875

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from January 22, 2025 (Inception) Through June 30,
	2025	2025
General and administrative costs	$87,167	$134,353
Loss from operations	(87,167)	(134,353)

Other income (expense):
Interest income - operating account	172	172
Compensation expense	(372,000)	(372,000)
Earnings from investments in Trust Account	98,309	98,309
Total other expense, net	(273,519)	(273,519)

Net loss	$(360,686)	$(407,872)

Weighted average redeemable Class A ordinary shares outstanding - basic and diluted	1,184,753	673,828

Basic and diluted net income per redeemable Class A ordinary share	$(0.04)	$(0.05)

Weighted average non-redeemable Class A and Class B ordinary shares outstanding - basic	6,964,973	6,926,172

Basic net income per non-redeemable Class A and Class B ordinary share	$(0.04)	$(0.05)

Weighted average non-redeemable Class A and Class B ordinary shares outstanding - diluted	7,939,560	7,925,195

Diluted net income per non-redeemable Class A and Class B ordinary share	$(0.04)	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM JANUARY 22, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 22, 2025	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,906,250	791	24,209	—	25,000

Net loss	—	—	—	—	—	(47,186)	(47,186)

Balance – March 31, 2025	—	—	7,906,250	791	24,209	(47,186)	(22,186)

Sale of 606,250 Private Placement Units	606,250	61	—	—	6,062,439	—	6,062,500

Fair value of Public Warrants at issuance	—	—	—	—	2,479,688	—	2,479,688

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(156,710)	—	(156,710)

Share-based compensation	—	—	—	—	372,000	—	372,000

Accretion for Class A ordinary shares to redemption value	—	—	—	—	(8,781,626)	(6,026,557)	(14,808,183)

Net loss	—	—	—	—	—	(360,686)	(360,686)

Balance – June 30, 2025	606,250	$61	7,906,250	$791	$—	$(6,434,429)	$(6,433,577)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 22, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(407,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from investments in Trust Account	(98,309)
Compensation expense	372,000
Changes in operating assets and liabilities:
Prepaid expenses	(37,750)
Accounts payable and accrued expenses	109,477
Net cash used in operating activities	(62,454)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(215,625,000)
Net cash used in investing activities	(215,625,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	211,312,500
Proceeds from sale of Private Placement Units	6,062,500
Overpayment on Sponsor Note Payable	(130,500)
Repayment of advances from related party	(144,500)
Repayment of promissory note - related party	(25,000)
Proceeds from advances from related party	144,500
Payment of offering costs	(416,730)
Net cash provided by financing activities	216,827,770

Net Change in Cash	1,140,316
Cash – Beginning of period	—
Cash – End of period	$1,140,316

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$320,862
Deferred offering costs paid through promissory note – related party	$25,000
Offering costs charged to additional paid-in capital	$527,521
Deferred underwriting fee payable	$7,546,875

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

LightWave Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on January 22, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from January 22, 2025 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is LightWave Founders LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 24, 2025. On June 26, 2025, the Company consummated the Initial Public Offering of 21,562,500 units at $10.00 per unit, which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 2,812,5000 Units, generating gross proceeds of $215,625,000.

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

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting fees held and taxes payable, if any, on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering on June 26, 2025, an amount of $215,625,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a Trust Account (the “Trust Account”) and will only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (June 26, 2027) or by such earlier liquidation date as our board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest or dividends to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 2, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2025. The interim results for the three months ended June 30, 2025 and for the period from January 22, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs up to June 30, 2025 had been satisfied through the loan under an unsecured promissory note and advances a from related party. At June 30, 2025, the Company had cash of $1,140,316, due from Sponsor of $130,500, and working capital of $1,113,298.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of June 30, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,140,316 and did not have any cash equivalents as of June 30, 2025.

Investments Held in Trust Account

At June 30, 2025, investments held in the Trust Account were held in mutual funds which are invested in money market funds. Investments held in the Trust Account are presented on the unaudited condensed balance sheet at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Placement Units were charged to shareholders’ deficit as the warrants, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 26, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	21,562,500	$215,625,000
Less:
Proceeds allocated to Public Warrants		(2,479,688)
Class A ordinary shares issuance costs		(12,230,186)
Plus:
Accretion of carrying value to redemption value		14,808,183
Class A Ordinary Shares subject to possible redemption, June 30, 2025	21,562,500	$215,723,309

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the unaudited condensed statements of operations.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted loss per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three months ended June 30, 2025 and for the period from January 22, 2025 (inception) through June 30, 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. As a result, diluted net income per Ordinary Share is the same as basic net loss per Ordinary Share for the periods presented.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per Ordinary Share:

	For the Three Months Ended		For the Period from January 22, 2025 (Inception) Through
	June 30, 2025		June 30, 2025
	Redeemable Clas A	Non-redeemable Class A and Class B	Redeemable Clas A	Non-redeemable Class A and Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net loss per Ordinary Share
Numerator:
Allocation of net loss, as adjusted	$(52,434)	$(308,252)	$(36,163)	$(371,709)

Denominator:
Basic weighted average Ordinary Shares outstanding	1,184,753	6,964,973	673,828	6,926,172
Basic net loss per Ordinary Share	$(0.04)	$(0.04)	$(0.05)	$(0.05)

	For the Three Months Ended		For the Period from January 22, 2025 (Inception) Through
	June 30, 2025		June 30, 2025
	Redeemable Clas A	Non-redeemable Class A and Class B	Redeemable Clas A	Non-redeemable Class A and Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net loss per Ordinary Share
Numerator:
Allocation of net loss, as adjusted	$(46,834)	$(313,852)	$(31,961)	$(375,911)

Denominator:
Diluted weighted average Ordinary Shares outstanding	1,184,753	7,939,560	673,828	7,925,195
Diluted net loss per Ordinary Share	$(0.04)	$(0.04)	$(0.05)	$(0.05)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 22, 2025, date of incorporation.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

In May 2025, the Sponsor granted membership interests equivalent to an aggregate of 300,000 Founder Shares, discussed in Note 7, in exchange for their services as the officer and independent directors through the Company’s initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests are no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 300,000 Founder Shares represented by such membership interests assigned to the holders of such interests on June 26, 2025 was $372,000 or $1.24 per share. The Company established the initial fair value of the Founder Shares on May 9, 2025, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the market adjustment of 12.5%, a risk free rate of 4.28% and a stock price of $9.86. The Founder Shares are classified as Level 3 in the fair value hierarchy at the measurement date due to the use of unobservable inputs, and other risk factors. As of June 30, 2025, the Company recorded the share compensation in the unaudited condensed statements of operations.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $25,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of the closing date of the Initial Public Offering or the date on which the Company determines not to conduct an initial public offering. The loan will be repaid out of the $650,000 of offering proceeds that has been allocated to the payment of offering expenses. The Company had borrowed $25,000 under the promissory note, which was repaid as of June 26, 2025. Borrowings under the note are no longer available.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Due from Sponsor

On June 26, 2025, the Company repaid in excess of the promissory note – related party and advances from related party for a total $130,500. As of June 30, 2025, there was $130,500 outstanding under the due from Sponsor, which is currently due on demand.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support commencing on June 26, 2025. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended June 30, 2025 and for the period from January 22, 2025 (inception) through June 30, 2025, the Company incurred $1,667 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of June 30, 2025, no such Working Capital Loans were outstanding.

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $4,312,500 in the aggregate (the “Base Fee”), which was paid to the underwriters at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting fee of $0.35 per Unit, or $7,546,875 in the aggregate, payable to the representative on behalf of the underwriters only upon the consummation of an initial Business Combination. The deferred underwriting fee will be payable to the representative on behalf of the underwriters upon the closing of the initial Business Combination in three portions, as follows: (i) $0.25 per Unit sold in the Initial Public Offering shall be paid to the underwriters in cash, (ii) up to $0.05 per Unit sold in the Initial Public Offering shall be paid to the underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Class A ordinary shares that are redeemed in connection with an initial Business Combination and (iii) $0.05 per Unit sold in the Initial Public Offering shall be paid to the underwriters in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriters’ receipt of 100% of the Base Fee, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the representative and to use the Allocable Amount for expenses in connection with the initial Business Combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 per share. At June 30, 2025, there were 606,250 Class A ordinary shares issued or outstanding, excluding 21,562,500 shares subject to possible redemption.

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

Warrants — As of June 30, 2025, there were 10,781,250 Public Warrants and 303,125 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 8 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At the date of the Initial Public Offering, the fair value of the Public Warrants was $2,479,688 or $0.231 per public warrant. The fair value of Public Warrants was determined using a Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

June 26, 2025
Volatility	5.0%
Risk free rate	3.92%
Stock price	$9.93
Weighted terms (Years)	7.01
Implied market adjustment	17.8%

At June 30, 2025, investments held in the Trust Account were held in mutual funds which are invested in money market funds. Investments held in the Trust Account are presented on the unaudited condensed balance sheet at fair value at the end of the reporting period.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025
Investments held in Trust Account	1	$215,703,309

Note 9 — SEGMENT INFORMATION

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

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics included in total assets, which include the following:

June 30, 2025
Cash	$1,140,316
Investments held in Trust Account	$215,723,309

	For the Three Months Ended June 30, 2025	For the Period from January 22, 2025 (Inception) Through June 30, 2025
General and administrative costs	$87,167	$134,353
Earnings on investments held in Trust Account	$98,309	$98,309

The accounting policies used to measure the net income or loss of the segment are the same as those described in the summary of significant accounting policies. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews earnings on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to LightWave Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to LightWave Founders LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 22, 2025 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $360,686, which consists of general and administrative costs of $87,167 and compensation expense of $372,000, offset by earnings on investments held in the Trust Account of $98,309 and interest income from operating account of $172.

For the period from January 22, 2025 (inception) through June 30, 2025, we had a net loss of $407,872, which consists of general and administrative costs of $134,353 and compensation expense of $372,000, offset by earnings on investments held in the Trust Account of $98,309 and interest income from operating account of $172.

Liquidity, Capital Resources and Going Concern

On June 26, 2025, we consummated Initial Public Offering of 21,562,500 Units at $10.00 per Unit, which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 2,812,5000 Units, generating gross proceeds of $215,625,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 606,250 Private Placement Units to the Sponsor and the underwriters of the Initial Public Offering, at a price of $10.00 per unit, or $6,062,500 in the aggregate.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $215,625,000 was placed in the Trust Account. We incurred $12,386,896 in Initial Public Offering related costs, consisting of $4,312,500 of cash underwriting fee, $7,546,875 of deferred underwriting fee, and $527,521 of other offering costs.

For the period from January 22, 2025 (inception) through June 30, 2025, cash used in operating activities was $62,454. Net loss of $407,872 was affected by earnings on investments held in the Trust Account of $98,309 and compensation expense of $372,000. Changes in operating assets and liabilities provided $71,727 of cash for operating activities.

As of June 30, 2025, we had investments held in the Trust Account of $215,723,309 consisting of mutual funds invested in money market funds. We may withdraw earnings from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $1,140,316. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per Unitat the option of the lender.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. We began incurring these fees on June 26, 2025 and will continue to incur these monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,812,500 units to cover over-allotments, if any. On June 26, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 2,812,500 Units at a price of $10.00 per Unit.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 22, 2025, date of incorporation.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2025, we consummated Initial Public Offering of 21,562,500 units at $10.00 per unit, which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 2,812,5000 Units, generating gross proceeds of $215,625,000. BTIG acted as sole book-running manager and Roberts & Ryan, Inc. acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-287412). The Securities and Exchange Commission declared the registration statements effective on June 26, 2025.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG consummated the sale of an aggregate of 606,250 Private Placement Units to the Sponsor and the underwriters of the Initial Public Offering, at a price of $10.00 per unit, or $6,062,500 in the aggregate. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Of those 606,250 Private Placement Units, the Sponsor purchased 390,625 Private Placement Units and the underwriters in the Initial Public Offering purchased 215,625 private Placement Units. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On June 26, 2025, we consummated Initial Public Offering of 21,562,500 Units at $10.00 per Unit, which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 2,812,5000 Units, generating gross proceeds of $215,625,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 606,250 Private Placement Units at $10.00 per Private Unit, generating total proceeds of $6,062,500. A total of $215,625,000 was deposited into the Trust Account.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Units, an aggregate of $215,625,000 was placed in the Trust Account.

We paid a total of $12,386,896, consisting of $4,312,500 of cash underwriting fee, $7,546,875 of deferred underwriting fee, and $527,521 of other offering costs related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1(1)	Underwriting Agreement, dated June 24, 2025, by and between the Company and BTIG, LLC, as representative of the several underwriters.
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated June 24, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1(1)	Investment Management Trust Agreement, June 24, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.2(1)	Registration Rights Agreement, dated June 24, 2025, by and among the Company and certain security holders.
10.3(1)	Private Placement Units Purchase Agreement, dated June 24, 2025, by and between the Company and the Sponsor.
10.4(1)	Private Placement Units Purchase Agreement, dated June 24, 2025, by and between the Company and BTIG LLC.
10.5(1)	Letter Agreement, dated June 24, 2025, by and among the Company, its officers, directors, and the Sponsor.
10.6(1)	Administrative Services Agreement, dated June 24, 2025, by and between the Company and LightWave Founders LLC.
10.7(1)	Form of Indemnity Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 30, 2025 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE ACQUISITION CORP.

Date: August 21, 2025	By:	/s/ Robert Bennett
	Name:	Robert Bennett
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2025	By:	/s/ William W. Bunker
	Name:	William W. Bunker
	Title:	Vice Chairman and Chief Financial Officer
(Principal Financial And Accounting Officer)