Form 10-Q
period 2025-09-30
LightWave Acquisition Corp.
filed 2025-11-14
CIK 2061379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 13, 2025, there were 22,168,750 Class A ordinary shares, $0.0001 par value and 7,906,250 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LIGHTWAVE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheet as of September 30, 2025	1
Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2025 and for the Period from January 22, 2025 (Inception) Through September 30, 2025	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2025 and for the Period from January 22, 2025 (Inception) Through September 30, 2025	3
Unaudited Condensed Statement of Cash Flows for the Period from January 22, 2025 (Inception) Through September 30, 2025	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LIGHTWAVE ACQUISITION CORP.

CONDENSED BALANCE SHEET

(UNAUDITED)

SEPTEMBER 30, 2025

Assets:
Current asset
Cash	$902,429
Due from Sponsor	25,000
Prepaid expenses	37,194
Prepaid insurance	72,500
Total current assets	1,037,123
Long-term prepaid insurance	53,034
Investments held in Trust Account	217,977,074
Total Assets	$219,067,231

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Accounts payable and accrued expenses	$31,454
Accrued offering costs	90,068
Total current liabilities	121,522
Deferred underwriting fee payable	7,546,875
Total Current Liabilities	$7,668,397

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,562,500 shares at a redemption value of $10.11 per share	217,977,074

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 606,250 shares issued and outstanding, excluding 21,562,500 shares subject to possible redemption	61
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,906,250 shares issued and outstanding	791
Accumulated deficit	(6,579,092)
Total Shareholders’ Deficit	(6,578,240)
Total Liabilities and Shareholders’ Deficit	$219,067,231

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from January 22, 2025 (Inception) Through September 30,
	2025	2025
General and administrative costs	$152,959	$287,312
Loss from operations	(152,959)	(287,312)

Other income (expense):
Interest income - operating account	8,296	8,468
Compensation expense	—	(372,000)
Earnings from investments in Trust Account	2,253,765	2,352,074
Total other income, net	2,262,061	1,988,542

Net income	$2,109,102	$1,701,230

Weighted average redeemable Class A ordinary shares outstanding - basic	21,562,500	8,299,851

Basic net income per redeemable Class A ordinary share	$0.07	$0.11

Weighted average redeemable Class A ordinary shares outstanding - diluted	21,562,500	8,299,851

Diluted net income per redeemable Class A ordinary share	$0.07	$0.10

Weighted average non-redeemable Class A and Class B ordinary shares outstanding - basic	8,512,500	7,505,308

Basic net income per non-redeemable Class A and Class B ordinary share	$0.07	$0.11

Weighted average non-redeemable Class A and Class B ordinary shares outstanding - diluted	8,512,500	8,139,608

Diluted net income per non-redeemable Class A and Class B ordinary share	$0.07	$0.10

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JANUARY 22, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 22, 2025	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,906,250	791	24,209	—	25,000

Net loss	—	—	—	—	—	(47,186)	(47,186)

Balance – March 31, 2025	—	—	7,906,250	791	24,209	(47,186)	(22,186)

Sale of 606,250 Private Placement Units	606,250	61	—	—	6,062,439	—	6,062,500

Fair value of Public Warrants at issuance	—	—	—	—	2,479,688	—	2,479,688

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(156,710)	—	(156,710)

Share-based compensation	—	—	—	—	372,000	—	372,000

Accretion for Class A ordinary shares to redemption value	—	—	—	—	(8,781,626)	(6,026,557)	(14,808,183)

Net loss	—	—	—	—	—	(360,686)	(360,686)

Balance – June 30, 2025	606,250	61	7,906,250	791	—	(6,434,429)	(6,433,577)

Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(2,253,765)	(2,253,765)

Net income	—	—	—	—	—	2,109,102	2,109,102

Balance – September 30, 2025	606,250	$61	7,906,250	$791	$—	$(6,579,092)	$(6,578,240)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 22, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,701,230
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from investments in Trust Account	(2,352,074)
Compensation expense	372,000
Changes in operating assets and liabilities:
Prepaid expenses	(162,728)
Accounts payable and accrued expenses	43,231
Net cash used in operating activities	(398,341)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(215,625,000)
Net cash used in investing activities	(215,625,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	211,312,500
Proceeds from sale of Private Placement Units	6,062,500
Overpayment on Sponsor Note Payable	(25,000)
Repayment of advances from related party	(144,500)
Repayment of promissory note - related party	(25,000)
Proceeds from advances from related party	144,500
Payment of offering costs	(424,230)
Net cash provided by financing activities	216,925,770

Net Change in Cash	902,429
Cash – Beginning of period	—
Cash – End of period	$902,429

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$320,862
Deferred offering costs paid through promissory note – related party	$25,000
Offering costs charged to additional paid-in capital	$527,521
Deferred underwriting fee payable	$7,546,875

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from January 22, 2025 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 2, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 2, 2025. The interim results for the three months ended September 30, 2025 and for the period from January 22, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note and advances from a related party. At September 30, 2025, the Company had cash of $902,429, due from Sponsor of $25,000, and working capital of $915,601.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of September 30, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement.

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

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $902,429 and did not have any cash equivalents as of September 30, 2025.

Investments Held in Trust Account

At September 30, 2025, investments held in the Trust Account were held in mutual funds which are invested in money market funds. Investments held in the Trust Account are presented on the unaudited condensed balance sheet at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Placement Units were charged to shareholders’ deficit as the warrants, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 26, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	21,562,500	$215,625,000
Less:
Proceeds allocated to Public Warrants		(2,479,688)
Class A ordinary shares issuance costs		(12,230,186)
Plus:
Accretion of carrying value to redemption value		14,808,183
Class A Ordinary Shares subject to possible redemption, June 30, 2025	21,562,500	215,723,309
Plus:
Accretion of carrying value to redemption value		2,253,765
Class A Ordinary Shares subject to possible redemption, September 30, 2025	21,562,500	$217,977,074

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income is shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three months ended September 30, 2025 and for the period from January 22, 2025 (inception) through September 30, 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following tables reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended		For the Period from January 22, 2025 (Inception) Through
	September 30, 2025		September 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,512,137	$596,965	$893,376	$807,854

Denominator:
Basic weighted average ordinary shares outstanding	21,562,500	8,512,500	8,299,851	7,505,308
Basic net income per ordinary share	$0.07	$0.07	$0.11	$0.11

	For the Three Months Ended		For the Period from January 22, 2025 (Inception) Through
	September 30, 2025		September 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,512,137	$596,965	$858,906	$842,324

Denominator:
Diluted weighted average ordinary shares outstanding	21,562,500	8,512,500	8,299,851	8,139,608
Diluted net income per ordinary share	$0.07	$0.07	$0.10	$0.10

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

In May 2025, the Sponsor granted membership interests equivalent to an aggregate of 300,000 Founder Shares, discussed in Note 7, in exchange for their services as the officer and independent directors through the Company’s initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 300,000 Founder Shares represented by such membership interests assigned to the holders of such interests on June 26, 2025 was $372,000 or $1.24 per share. The Company established the initial fair value of the Founder Shares on May 9, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the market adjustment of 12.5%, a risk free rate of 4.28% and a stock price of $9.86. The Founder Shares are classified as Level 3 in the fair value hierarchy at the measurement date due to the use of unobservable inputs, and other risk factors. As of September 30, 2025, the Company recorded the share compensation in the unaudited condensed statements of operations.

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Due from Sponsor

On June 26, 2025, the Company repaid in excess of the promissory note – related party and advances from related party for a total $130,500. As of September 30, 2025, there was $25,000 outstanding under the due from Sponsor, which is currently due on demand.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support commencing on June 26, 2025. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended September 30, 2025 and for the period from January 22, 2025 (inception) through September 30, 2025, the Company incurred $30,000 and $31,667 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of September 30, 2025, no such Working Capital Loans were outstanding.

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

SEPTEMBER 30, 2025

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 per share. At September 30, 2025, there were 606,250 Class A ordinary shares issued or outstanding, excluding 21,562,500 shares subject to possible redemption.

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

SEPTEMBER 30, 2025

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

Warrants — As of September 30, 2025, there were 10,781,250 Public Warrants and 303,125 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

At September 30, 2025, investments held in the Trust Account were held in mutual funds which are invested in money market funds. Investments held in the Trust Account are presented on the unaudited condensed balance sheet at fair value at the end of the reporting period.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Investments held in Trust Account	1	$217,977,074

Note 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

SEPTEMBER 30, 2025

(Unaudited)

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics included in total assets, which include the following:

September 30, 2025
Cash	$902,429
Investments held in Trust Account	$217,977,074

	For the Three Months Ended September 30, 2025	For the Period from January 22, 2025 (Inception) Through September 30, 2025
General and administrative costs	$152,959	$287,312
Earnings on investments held in Trust Account	$2,253,765	$2,352,074

The accounting policies used to measure the net income or loss of the segment are the same as those described in the summary of significant accounting policies. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews earnings on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 22, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $2,109,102, which consists of earnings on investments held in the Trust Account of $2,253,765 and interest income from operating account of $8,296, offset by general and administrative costs of $152,959.

For the period from January 22, 2025 (inception) through September 30, 2025, we had a net income of $1,701,230, which consists of earnings on investments held in the Trust Account of $2,352,074 and interest income from operating account of $8,468, offset by general and administrative costs of $287,312 and compensation expense of $372,000.

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

For the period from January 22, 2025 (inception) through September 30, 2025, cash used in operating activities was $398,341. Net income of $1,701,230 was affected by earnings on investments held in the Trust Account of $2,352,074 and compensation expense of $372,000. Changes in operating assets and liabilities used $119,497 of cash for operating activities.

As of September 30, 2025, we had investments held in the Trust Account of $217,977,074 consisting of mutual funds invested in money market funds. We may withdraw earnings from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $902,429. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have established certain processes for identifying, evaluating, and managing material risks from cybersecurity threats as a part of our overall technology management strategy. These processes are designed and reassessed on a periodic basis to help protect our technology assets and operations from internal and external security threats.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE ACQUISITION CORP.

Date: November 14, 2025	By:	/s/ Robert Bennett
	Name:	Robert Bennett
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ William W. Bunker
	Name:	William W. Bunker
	Title:	Vice Chairman and Chief Financial Officer
(Principal Financial And Accounting Officer)