Form 10-K
period 2025-12-31
LightWave Acquisition Corp.
filed 2026-03-31
CIK 2061379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-42714

LIGHTWAVE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14755 Preston Road, Suite 520 Dallas, TX	14755
(Address of principal executive offices)	(Zip Code)

(214) 617-8250

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	LWACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	LWAC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	LWACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2025, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $216,056,250.

As of March 30, 2026, there were 22,168,750 Class A ordinary shares, par value $0.0001 per share (inclusive of shares included in outstanding units), and 7,906,250 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTWAVE ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

CERTAIN TERMS

References to “the Company,” “LWAC,” “our,” “us” or “we” refer to LightWave Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted corporation on January 22, 2025. References to our “Sponsor” or “sponsor” refer to s LightWave Founders LLC, a Delaware limited liability company. References to our “Initial Public Offering” or “IPO” refer to the initial public offering of LightWave Acquisition Corp., which closed on June 26, 2025. References to “Business Combination” or “business combination” refer to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. References to “Trust Account” or “trust account” refer to the Company’s U.S.-based trust account with Continental Stock Transfer & Trust Company acting as trustee.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

Overview

LightWave Acquisition Corp. is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination or initial Business Combination.

Initial Public Offering and Private Placement

On June 26, 2025 the Company consummated its initial public offering (“IPO”), which consisted of 21,562,500 units (the “Units”), including the exercise in full by the underwriter of an option to purchase up to 2,812,500 Units at the offering price to cover over-allotments. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), of the Company, and one-half of one redeemable warrant (each, a “Warrant”) of the Company, with each whole Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $215,625,000.

Simultaneously with the closing of the IPO, the Company completed the private placement of an aggregate of 606,250 units (the “Private Placement Units”) to the Sponsor and BTIG, LLC, the representative of the underwriters, at $10.00 per Private Placement Unit, each Private Placement Unit consisting of one Class A ordinary share and one-half of one redeemable Warrant, each whole Warrant exercisable to purchase one Class A ordinary share. Of those 606,250 Private Placement Units, the Sponsor purchased 390,625 Private Placement Units and BTIG, LLC purchased 215,625 Private Placement Units. The Warrants contained in the Private Placement Units are identical to the Warrants included in the Units sold in the IPO, except as otherwise disclosed in the registration statement filed with the SEC relating to the IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Following the closing of the IPO, an amount of $215,625,000 (which amount includes $7,546,875 of the underwriter’s deferred discount) from the net proceeds of the sale of the Units in the IPO and the private placement was placed in a trust account which will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; and/or held in cash or cash items (including in demand deposit accounts). To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. As of December 31, 2025, funds in the trust account totaled approximately $220,079,851.

On August 15, 2025, holders of the Units could elect to separately trade the Class A ordinary shares and Warrants included in the Units. The Class A ordinary shares and Warrants trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “LWAC” and “LWACW,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “LWACU.” Holders of Units will need to have their brokers contact Continental Stock Transfer and Trust Company, the Company’s transfer agent, in order to separate the Units into Class A ordinary shares and Warrants.

Business Strategy

Although we currently intend to focus on target businesses in the technology industry, we may pursue an acquisition opportunity in any business, industry, sector or geographical location. We intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business. We will seek to acquire established businesses of scale that we believe are poised for continued growth with capable management teams and proven unit economics, but potentially in need of financial, operational, strategic or managerial enhancement to maximize value.

We believe that the experience and capabilities of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring value to the business post-business combination. Our team has broad sector knowledge though their collective involvement across a variety of industries, as well as extensive global capital markets experience, with local and cross-border capabilities allowing access to different sectors of the capital markets.

Competitive Strengths

Alternative Path to Becoming Public

We believe our structure will make us an attractive business combination partner to prospective target businesses that desire to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our shareholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to the public investors.

Strong and Stable Financial Position with Flexibility

With funds available for a business combination in the amount of $212,532,976, as of December 31, 2025, after payment of $7,546,875 of deferred underwriting fees assuming no redemptions, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Prior SPAC Experience

Below are the SPAC business combinations in which members of officers and directors have participated, along with certain other information:

●	SPAC (CF Finance Acquisition Corp.), Target (GCM Grosvenor, Inc.). SPAC consummated its IPO on December 17, 2018 for 25,000,000 units, with each unit consisting of one share of Class A common stock, $0.0001 par value and three-quarters of one redeemable warrant to purchase one share of Class A common stock at an exercise price of $11.50 per share, at $10.00 per share, generating gross proceeds of $250,000,000. On December 31, 2018, the underwriters of the SPAC’s initial public offering exercised their over-allotment option in part and purchased 758,413 units at an offering price of $10.00 per unit, generating gross proceeds of approximately $7,584,130. No extension of SPAC term. 9,469,978 public shares, or approximately 36.76%, were redeemed in connection with the business combination. GCM Grosvenor, Inc. trades on Nasdaq under the symbol “GCMG”, and the price of the common stock has ranged from $14.41 to $6.58 following consummation of the business combination, with a closing price of $9.75 on March 25, 2026.

●	SPAC (CF Finance Acquisition Corp. II), Target (View, Inc.). SPAC consummated its IPO on August 31, 2020 for 50,000,000 units, with each unit consisting of one share of Class A common stock, $0.0001 par value and one-third of one redeemable warrant at $10.00 per share, generating gross proceeds of $500,000,000. No extension of SPAC term. 12,587,893 public shares, or approximately 25.18%, were redeemed in connection with the business combination. View, Inc. and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for relief under chapter 11 of title 11 of the United States Code with a prepackaged chapter 11 plan, thereby commencing the chapter 11 cases (the “Chapter 11 Cases”). Trading of the company’s securities on Nasdaq was subsequently suspended on April 5, 2024. Two separate civil actions alleging fiduciary duty and securities law violations have been brought in connection with the CF Finance Acquisition II business combination, one of which has been settled and the other of which the parties have submitted a proposed settlement for court approval.

●	SPAC (CF Finance Acquisition Corp. III), Target (AEye, Inc.). SPAC consummated its IPO on November 17, 2020 for 23,000,000 units, including 3,000,000 units sold upon exercise of the underwriters’ over-allotment in full, with each unit consisting of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. No extension of SPAC term. 19,355,365 public shares, or approximately 84.15%, were redeemed in connection with the business combination. AEye, Inc. trades on Nasdaq under the symbol “LIDR”, and the price of the common stock has ranged from $321.90 to $0.52 following consummation of the business combination, with a closing price of $2.06 on March 25, 2026.

●	SPAC (LightJump Acquisition Corp.), Target (Moolec Science SA). SPAC consummated its IPO on January 12, 2021 for 12,000,000 units, with each unit consisting of one share of common stock, $0.0001 par value and one-half of one redeemable warrant to purchase one share of common stock at an exercise price of $11.50 per share, at $10.00 per share, generating gross proceeds of $120,000,000. On January 15, 2021, the underwriters of the SPAC initial public offering exercises the over-allotment option to purchase 1,800,000 additional units for gross proceeds of $18,000,000. On July 8, 2022, SPAC stockholders approved a proposal to extend the date by which SPAC had to consummate its initial business combination from July 12, 2022 to January 12, 2023. Public Stockholders holding 11,032,790 Public Shares exercised their right to redeem their SPAC shares for a pro rata portion of the funds in the trust account. As a result, $110,507,220.68 was removed from the trust account to pay such holders. Following redemptions, SPAC had 2,767,210 public shares outstanding. Of the remaining shareholders, 2,572,848, or approximately 92.98%, redeemed their public shares in connection with the business combination. Moolec Science SA trades on Nasdaq under the symbol “MLEC”, and the price of the common stock has ranged from $192.50 to $5.50 following consummation of the business combination, with a closing price of $6.66 on March 25, 2026.

●	SPAC (CF Finance Acquisition Corp. IV). SPAC consummated its IPO of 50,000,000 units, including 5,000,000 units sold upon partial exercise of the underwriters’ over-allotment option, with each unit consisting of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. No extension of SPAC term. SPAC was dissolved and liquidated on November 28, 2023 because SPAC was unable to complete a business combination within the time period required by its amended and restated certificate of incorporation.

●	SPAC (Cantor Equity Partners, Inc.), Target (Twenty One Capital, Inc.). SPAC consummated its IPO of 10,000,000 Class A ordinary shares, par value $0.0001 per share. The shares were sold at a price of $10.00 per share, generating gross proceeds to the Company of $100,000,000. SPAC entered into a business combination agreement with, among others, Twenty One Capital, Inc. and Tether Investments, S.A. de C.V. on April 22, 2025 and the business combination closed on December 8, 2025.

In recent years, stock prices of a number of target businesses have underperformed post-business combination with a SPAC. As a result, we cannot assure you that we will properly ascertain or assess all of the significant risk factors associated with a target business or that the price of the shares of the combined entity post-business combination will increase.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the aggregate value of all of the target businesses, will be taken into account for purposes of the 80% fair market value test.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or may be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination. Other than Cantor Equity Partners, Inc., which is a special purposes acquisition company that is affiliated with our directors, Robert Hochberg and Charlotte S. Blechman, as discussed in the section titled “Proposed Business — Our Management Team — Prior SPAC Experience,” the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations. In order to minimize potential conflicts of interest which may arise from multiple affiliations with SPACs, unless a business combination opportunity is expressly offered to us or to one of our directors or officers solely in his or her capacity as our director and/or officer and such opportunity is one we are permitted to undertake and would otherwise be reasonable for us to pursue, subject to their other legal obligations, we expect that our officers and directors who are also officers and/or directors of other SPACs (including Cantor Equity Partners, Inc., in the case of Robert Hochberg and Charlotte S. Blechman) will present suitable target businesses to us and the other applicable SPACs based on which SPAC went public first and taking into account any contractual restrictions applicable to each such SPAC and other reasonable considerations (including but not limited to the relative sizes of the SPACs and the amount in trust compared to the sizes of the targets, the need or desire for additional financings, the amount of time required to complete a business combination and the relevant experience of the directors and officers involved with a particular blank check company).

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our filings with the SEC and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, advisors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter significant competition from other entities having a business objective similar to ours (including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions), which competition may impact the attractiveness of the acquisition terms that we will be able to negotiate. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess financial, technical, human and other resources that are similar to or greater than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with the exercise of redemption rights by our public shareholders may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either or both of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. See “Risk Factors — Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.”

Employees

We currently have two officers: Mr. Bennett and William W. Bunker. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (as amended) of the Cayman Islands, for a period of 30 years from the date of the undertaking (being 3 February 2025), no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 26, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these risk factors, the Company has identified the following additional risk factor:

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, the Company had $808,775 in cash held outside of the Trust Account and working capital of $763,437. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital through the business combination are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently maintain our executive offices located at 14755 Preston Road, Suite 520, Dallas, TX 75254, and our telephone number is (214) 617-8250. The cost for this space is provided to us by an affiliate of our Sponsor, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Stock Market LLC, or Nasdaq, under the symbol “LWACU” on June 25, 2025. Our Class A ordinary shares and Warrants comprising the Units began separate trading on Nasdaq on August 15, 2025, under the symbols “LWAC” and “LWACW”, respectively.

Holders of Record

As of March 25, 2026, there were three shareholders of record of the Company’s Class A ordinary shares and one shareholder of record of the Company’s Class B ordinary shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this report.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 22, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 22, 2025 (inception) through December 31, 2025, we had a net income of $3,633,569, which consists of earnings on investments held in the Trust Account of $4,454,851 and interest income from operating account of $16,773, offset by general and administrative costs of $466,055 and compensation expense of $372,000.

Liquidity, Capital Resources and Going Concern

On June 26, 2025, we consummated the Initial Public Offering of 21,562,500 Units at $10.00 per Unit, which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 2,812,5000 Units, generating gross proceeds of $215,625,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 606,250 Private Placement Units to the Sponsor and the underwriters of the Initial Public Offering, at a price of $10.00 per unit, or $6,062,500 in the aggregate.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $215,625,000 was placed in the Trust Account. We incurred $12,386,896 in Initial Public Offering related costs, consisting of $4,312,500 of cash underwriting fee, $7,546,875 of deferred underwriting fee, and $527,521 of other offering costs.

For the period from January 22, 2025 (inception) through December 31, 2025, cash used in operating activities was $476,927. Net income of $3,633,569 was affected by earnings on investments held in the Trust Account of $4,454,851 and compensation expense of $372,000. Changes in operating assets and liabilities used $27,645 of cash for operating activities.

As of December 31, 2025, we had investments held in the Trust Account of $220,079,851 consisting of mutual funds invested in money market funds. We may withdraw earnings from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $808,775. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements- Going Concern,” the Company expects to continue to incur significant expenditures required for operating the business. A projected working capital deficit and the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through debt or equity financing.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE1

Our current directors and executive officers are as follows:

Name	Age	Position
Robert M. Bennett	63	Chairman and Chief Executive Officer
William W. Bunker	57	Vice-Chairman and Chief Financial Officer
Charlotte S. Blechman	56	Independent Director
Robert Hochberg	63	Independent Director
Allen C. Dickason	78	Independent Director

Robert M. Bennett, our Chairman and Chief Executive Officer, has over 30 years of private equity experience in technology, media and manufacturing businesses. Mr. Bennett has broad experience in building proprietary deal sourcing, raising financing and closing acquisition transactions and then growing those businesses and selling them to strategic acquirers. Since 1997, Mr. Bennett has served as Chief Executive Officer of the First Lexington organization, a private equity sponsor group that has led many transactions. From 2014 to 2017, Mr. Bennett was Chief Executive Officer of ViewMarket, Inc., a company he co-founded that acquired CultureMap, a digital media company. ViewMarket was subsequently sold to Gow Media, LLC in 2017. Since 2017, Mr. Bennett has also served as Chairman and Chief Executive Officer of Jon D. Williams Cotillions, Inc., a national social education provider. From 1997 to 2019, Mr. Bennett was Chief Executive Officer of Long-Lok Fasteners Corporation, a next generation proprietary aerospace fasteners company in which he purchased two additional “bulk up” businesses, Bernic Screw Corp and A&W Screw Corp. The company was sold to Novaria Group, LLC in December 2019. Since 2003, Mr. Bennett has also served as Vice Chairman of Modulant Solutions, an IT services and software company that he co-founded and that later acquired Product Data Integration Technologies, Inc. From 1999 to 2003, Mr. Bennett was Chairman of Springbow Solutions, Inc., a company he co-founded that acquired IT service companies and provided next generation IT, portal and web services. The company was sold to Soflink, Inc. in 2005. In the 1990s, Mr. Bennett acquired and sold various media and manufacturing businesses. In 2021 and 2022 Mr. Bennett was Chairman and CEO of LightJump Acquisition Corp., a special purpose acquisition company. Mr. Bennett was an independent director of Moolec Sciences Ltd, the merger partner, in 2023.

William W. Bunker, our Vice-Chairman and Chief Financial Officer, co-founded the largest dating site of the 1990s, which became Match.com and was ultimately sold for $47.5 million to Ticketmaster in 1999. He served as President of the rebranded site Match.com during the transition. After Match.com, he became a co-founder of Critical Watch, an enterprise security company that was sold to Alert Logic in 2015. Mr. Bunker co-founded two seed stage VC funds, Silicon Valley Growth Syndicate in 2013 which he managed actively until 2016, and GrowthX which Mr. Bunker has operated since 2016. He has invested in an extensive number of startups. In 2021 and 2022 Mr. Bunker was Vice Chairman and CFO of LightJump Acquisition Corp., a special purpose acquisition company.

Robert Hochberg has been a member of our board of directors since June 24, 2025. Mr. Hochberg is currently President and Chief Executive Officer of Numeric Computer Systems, Inc. (“Numeric”). Mr. Hochberg has served at Numeric as President since June 1984 and as Chief Executive Officer since November 1994. Numeric is a global software company with offices in New York, San Juan, Auckland, Jakarta and Sydney. Mr. Hochberg has also served as a director of CF Finance Acquisition Corp. IV since December 2021. Mr. Hochberg previously served as a director of CF Finance Acquisition Corp. from January 2020 until the consummation of its business combination with GCM Grosvenor in November 2020, a director of CF Finance Acquisition Corp. II from August 2020 until consummation of its business combination with View in March 2021, a director of CF Finance Acquisition Corp. III from November 2020 until consummation of its business combination with AEye in August 2021 and a director of Cantor Equity Partners, Inc. since December 2024. Mr. Hochberg is a graduate of Vassar College, where he received a Bachelor of Arts in Economics.

Charlotte S. Blechman has been a member of our board of directors since June 24, 2025. Ms. Blechman has extensive executive and management experience in marketing, public relations, visual merchandising, branding, digital and social marketing, advertising and communications. Ms. Blechman served as Chief Marketing Officer of Tom Ford Retail LLC from January 2017 through June 1, 2023, where she oversaw various departments. She was responsible for all global marketing, communications, advertising, public relations, visual display, customer relationship management, social media, digital marketing and events. Ms. Blechman served as a director of CF Finance Acquisition Corp. II from November 2020 until consummation of its business combination with View in March 2021. Ms. Blechman has also served as a director of CF Finance Acquisition Corp. IV since December 2020 and a director of Cantor Equity Partners, Inc. since December 2024. From 2011 to 2017, Ms. Blechman served as Executive Vice-President of Marketing and Communication at Barneys New York. Prior to that, Ms. Blechman served as Gucci America’s Vice President of Public Relations and Special Events, also overseeing Worldwide Celebrity Relations. She also served as Vice President of Public Relations for Yves Saint Laurent.

Allen C. Dickason has been a member of our board of directors since June 24, 2025. He has extensive executive level experience in information technology, logistics, supply chain, strategy and project management, primarily in consumer product-related industries. His business career includes significant technology roles at Frito-Lay and Frito-Lay International where, between 1982 and 1998, he served as Chief Information Officer for both the domestic and international divisions as well as co-leading the redesign of the Frito-Lay Go to Market strategy. From 1998 to 2002, Mr. Dickason served as Chief Information Officer for Suiza Foods, then Dean Foods, the leading dairy manufacturer in the US. Other roles include the Chief Technology Officer at Kinko’s from 2002 to 2004 as well as the Senior Vice President of Supply Chain and Direct Store Delivery Sales and Distribution for Brach’s Confections from 2004 to 2009. Mr. Dickason began his career at Procter and Gamble, where between from 1970 to 1982 he served as an engineer and later doing facilities management and international corporate office installations. He holds a Bachelor of Science Degree in Mechanical Engineering from Purdue University and an MBA with a finance concentration for the University of Cincinnati.

Past performance of our management team or our advisor or their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or their affiliates as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. For a list of our officers and directors and entities for which a conflict of interest may or does exist between such persons and us, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “Management — Conflicts of Interest.”

Number and Terms of Office of Officers and Directors

Our board of directors consists of five (5) members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B ordinary shares. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Charlotte S. Blechman and Robert Hochberg will expire at our first annual general meeting. The term of office of the second class of directors, which consists of William W. Bunker and Allen C. Dickason, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Robert M. Bennett will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors determined that Charlotte S. Blechman, Robert Hochberg and Allen C. Dickason are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $200,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by our sponsor or an affiliate thereof, in an amount equal to $10,000 per month;

●	Payment of consulting, success or finder fees to our sponsor, officers or directors, advisors, or our or their affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

In addition to the foregoing, our officers and directors have indirect interests in the founder shares held by the sponsor as compensation for their services as officers and directors of the Company. Our Chairman and Chief Executive Officer, Mr. Bennett, has an indirect interest in 4,400,000 founder shares through membership interests in our sponsor, and our Vice-Chairman and Chief Financial Officer, William W. Bunker, has an indirect interest in 150,000 founder shares through membership interests in our sponsor. In addition, our independent directors will receive for their services as a director an indirect interest in the founder shares through membership interests in our sponsor. Charlotte S. Blechman has an indirect interest in 50,000 founder shares through membership interests in our sponsor, Robert Hochberg has an indirect interest in 50,000 founder shares through membership interests in our sponsor, and Allen C. Dickason has an indirect interest in 50,000 founder shares through membership interests in our sponsor.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers by the Company will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

We have two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below.

Audit Committee

Charlotte S. Blechman, Robert Hochberg and Allen C. Dickason serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Charlotte S. Blechman, Robert Hochberg and Allen C. Dickason are each independent.

Robert Hochberg serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Robert Hochberg qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Charlotte S. Blechman, Robert Hochberg and Allen C. Dickason. Allen C. Dickason serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Charlotte S. Blechman, Robert Hochberg and Allen C. Dickason are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605I(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Charlotte S. Blechman, Robert Hochberg and Allen C. Dickason. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics as an exhibit to this report. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties: duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Robert M. Bennett	First Lexington, LLC	Private Equity	CEO Officer/non-executive officer
	Modulant Solutions, Inc.	Data Management	Vice Chairman
	Jon D. Williams Cotillions, Inc.	Education	CEO
	JDW Holdings, LLC	Education	CEO

William W. Bunker	GrowthX Fund Management Company, LLC	Data Management
	3F’s Investment Group Inc.	Investments
	Catfish Dot Com, Inc	Farmland Rental	President
	Silicon Valley Growth Syndicate Fund I, LLC	Venture Capital	Partner

	Southeast Arkansas Bank Corp	Bank Holding Co.	Board of Directors
	AWB Warehouse, LLC	Commercial Real Estate	Partner
	Bunker Consulting, LLC	Consulting Co.	President

Charlotte S. Blechman	Cantor Equity Partners, Inc.	SPAC*	Director

Robert Hochberg	Numeric Computer Systems, Inc.	Global software company	President and Chief Executive Officer
	Cantor Equity Partners, Inc.	SPAC*	Director

Allen C. Dickason	All Saints Day School	Education	Member Board of Trustees

*	Seeks to merge with or acquire businesses in sectors like financial services, technology, and healthcare

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination. Other than Cantor Equity Partners, Inc., which is a special purposes acquisition company that is affiliated with our directors, Robert Hochberg and Charlotte S. Blechman, as discussed in the section titled “Proposed Business — Our Management Team — Prior SPAC Experience,” the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations. In order to minimize potential conflicts of interest which may arise from multiple affiliations with SPACs, unless a business combination opportunity is expressly offered to us or to one of our directors or officers solely in his or her capacity as our director and/or officer and such opportunity is one we are permitted to undertake and would otherwise be reasonable for us to pursue, subject to their other legal obligations, we expect that our officers and directors who are also officers and/or directors of other SPACs (including Cantor Equity Partners, Inc., in the case of Robert Hochberg and Charlotte S. Blechman) will present suitable target businesses to us and the other applicable SPACs based on which SPAC went public first and taking into account any contractual restrictions applicable to each such SPAC and other reasonable considerations (including but not limited to the relative sizes of the SPACs and the amount in trust compared to the sizes of the targets, the need or desire for additional financings, the amount of time required to complete a business combination and the relevant experience of the directors and officers involved with a particular blank check company).

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the date of the initial filing of our registration statement relating to our IPO and purchased private units in a transaction that closed simultaneously with the closing of our IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and the private shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private units will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial business combination, the founder shares will be released from the lockup. The private units (including the component securities as well as any securities underlying those component securities) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of the IPO, our sponsor will have invested in us an aggregate of $3,650,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.003 per share) and the $3,625,000 purchase price for the private units (or $10.00 per unit), which may be exercised on a cashless basis. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the private warrants.

●	Certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor, officers or directors, advisors, or our or their affiliates a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, advisors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares and private shares, and they and the other members of our management team have agreed to vote their founder shares, private shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in the IPO or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the IPO as the rights afforded to our other public shareholders. However, regardless of the number of units the non-managing sponsor investors purchase, the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private units, which will incentivize them to vote for a business combination or otherwise act in manner that protects their investment in the founder shares and the private units, as further discussed in this report.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing June 26, 2025, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 25, 2026 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 25, 2026, we had (i) 21,562,500 publicly-held Class A ordinary shares issued and outstanding, (ii) 606,250 Class A ordinary shares underlying the Placement Private Units and (iii) 7,906,250 Class B ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 25, 2026.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
LightWave Founders LLC (2)(3)	7,425,000	26.8%
Robert Bennett (3)	7,425,000	26.8%
William W. Bunker	-	-
Charlotte S. Blechman	-	-
Robert Hochberg	-	-
Allen C. Dickason	-	-
All officers and directors as a group (5 individuals)	7,425,000	26.8%
5% holders:
N/A

(1)	Unless otherwise noted, the business address of each of the following is c/o LightWave Acquisition Corp., 14755 Preston Road, Suite 520, Dallas TX 75254.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.
(3)	LightWave Founders LLC, our sponsor, is the record holder of such shares. Robert Bennett is the managing member of LightWave Founders LLC and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Robert Bennett disclaims any beneficial ownership of the securities held by LightWave Founders LLC other than to the extent of any pecuniary interest he may individually have therein, directly or indirectly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 29, 2025, our Sponsor purchased, and the Company issued to the Sponsor, 6,062,500 Class B ordinary shares for an aggregate purchase price of $25,000. Subsequently, on March 7, 2025, the Company capitalized $26.25 standing to the credit of the Company’s share premium account and issued to the Sponsor an additional 262,500 Class B ordinary shares, and on May 28, 2025, the Company capitalized $158.125 standing to the credit of the Company’s share premium account and issued to the Sponsor an additional 1,581,250 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 7,906,250 Class B ordinary shares. Following and as a result of that capitalization and issuance of additional founder shares, the Sponsor is deemed to have purchased the founder shares for $0.003 per share.

The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 21,562,500 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent approximately 26.8% of the outstanding shares after the IPO (not including the Class A ordinary shares that are included within the Private Placement Units).

Simultaneously with the closing of the IPO, the Company completed the private placement of an aggregate of 606,250 Private Placement Units to the Sponsor and BTIG, LLC, the representative of the underwriters, at $10.00 per Private Placement Unit, each Private Placement Unit consisting of one Class A ordinary share and one-half of one redeemable Warrant, each whole Warrant exercisable to purchase one Class A ordinary share. Of those 606,250 Private Placement Units, the Sponsor purchased 390,625 Private Placement Units and BTIG, LLC purchased 215,625 Private Placement Units.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our Sponsor, officers or directors, advisors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

Promissory Note – Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $25,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of the closing date of the Initial Public Offering or the date on which the Company determines not to conduct an initial public offering. The loan was repaid out of the $650,000 of offering proceeds that has been allocated to the payment of offering expenses. The Company had borrowed $25,000 under the promissory note, which was repaid as of June 26, 2025. Borrowings under the note are no longer available.

Administrative Services Arrangement

The Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support commencing on June 26, 2025. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the period from January 22, 2025 (inception) through December 31, 2025, the Company incurred $61,667 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

Related Party Policy

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $200,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by our sponsor or an affiliate thereof, in an amount equal to $10,000 per month;

●	Payment of consulting, success or finder fees to our sponsor, officers or directors, advisors, or our or their affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Director Independence

For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2025, fees for our independent registered public accounting firm were approximately $124,280, for the services Withum performed in connection with the audit of our December 31, 2025 financial statements.

Audit-Related Fees. For the year ended December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2025, fees for our independent registered public accounting firm were $0, for the services Withum performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

LIGHTWAVE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

LightWave Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of LightWave Acquisition Corp. (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from January 22, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period January 22, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2025.

New York, New York

March 30, 2026

PCAOB ID Number 100

LIGHTWAVE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current asset
Cash	$808,775
Due from Sponsor	25,000
Prepaid expenses	10,507
Prepaid insurance	72,500
Total current assets	916,782
Long-term prepaid insurance	34,760
Investments held in Trust Account	220,079,851
Total Assets	$221,031,393

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Accounts payable and accrued expenses	$78,345
Accrued offering costs	75,000
Total current liabilities	153,345
Deferred underwriting fee payable	7,546,875
Total Current Liabilities	$7,700,220

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,562,500 shares at redemption value of $10.21 per share	220,079,851

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 606,250 shares issued and outstanding, excluding 21,562,500 shares subject to possible redemption	61
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,906,250 shares issued and outstanding	791
Accumulated deficit	(6,749,530)
Total Shareholders’ Deficit	(6,748,678)
Total Liabilities and Shareholders’ Deficit	$221,031,393

The accompanying notes are an integral part of the financial statements.

LIGHTWAVE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative costs	$466,055
Loss from operations	(466,055)

Other income (expense):
Interest income - operating account	16,773
Compensation expense	(372,000)
Earnings from investments in Trust Account	4,454,851
Total other income, net	4,099,624

Net income	$3,633,569

Weighted average redeemable Class A ordinary shares outstanding - basic	11,846,839

Basic net income per redeemable Class A ordinary share	$0.19

Weighted average redeemable Class A ordinary shares outstanding - diluted	11,846,839

Diluted net income per redeemable Class A ordinary share	$0.18

Weighted average non-redeemable Class A and Class B ordinary shares outstanding - basic	7,774,673

Basic net income per non-redeemable Class A and Class B ordinary share	$0.19

Weighted average non-redeemable Class A and Class B ordinary shares outstanding - diluted	8,032,485

Diluted net income per non-redeemable Class A and Class B ordinary share	$0.18

The accompanying notes are an integral part of the financial statements.

LIGHTWAVE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 22, 2025	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,906,250	791	24,209	—	25,000

Sale of 606,250 Private Placement Units	606,250	61	—	—	6,062,439	—	6,062,500

Fair value of Public Warrants at issuance	—	—	—	—	2,479,688	—	2,479,688

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(156,710)	—	(156,710)

Share-based compensation	—	—	—	—	372,000	—	372,000

Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(8,781,626)	(10,383,099)	(19,164,725)

Net income	—	—	—	—	—	3,633,569	3,633,569

Balance – December 31, 2025	606,250	$61	7,906,250	$791	$—	$(6,749,530)	$(6,748,678)

The accompanying notes are an integral part of the financial statements.

LIGHTWAVE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$3,633,569
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from investments in Trust Account	(4,454,851)
Compensation expense	372,000
Changes in operating assets and liabilities:
Prepaid expenses	(117,767)
Accounts payable and accrued expenses	90,122
Net cash used in operating activities	(476,927)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(215,625,000)
Net cash used in investing activities	(215,625,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	211,312,500
Proceeds from sale of Private Placement Units	6,062,500
Overpayment on Sponsor Note Payable	(25,000)
Repayment of advances from related party	(144,500)
Repayment of promissory note - related party	(25,000)
Proceeds from advances from related party	144,500
Payment of offering costs	(439,298)
Net cash provided by financing activities	216,910,702

Net Change in Cash	808,775
Cash – Beginning of period	—
Cash – End of period	$808,775

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through promissory note – related party	$25,000
Offering costs charged to additional paid-in capital	$527,521
Deferred underwriting fee payable	$7,546,875

The accompanying notes are an integral part of the financial statements.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from January 22, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the Initial Public Offering (as defined below).

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note and advances from a related party. At December 31, 2025, the Company had cash of $808,775, due from Sponsor of $25,000, and working capital of $763,437.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements- Going Concern,” the Company expects to continue to incur significant expenditures required for operating the business. A projected working capital deficit and the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through debt or equity financing.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $808,775 and did not have any cash equivalents as of December 31, 2025.

Investments Held in Trust Account

At December 31, 2025, investments held in the Trust Account were held in mutual funds which are invested in money market funds. Investments held in the Trust Account are presented on the balance sheet at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	21,562,500	$215,625,000
Less:
Proceeds allocated to Public Warrants		(2,479,688)
Class A ordinary shares issuance costs		(12,230,186)
Plus:
Accretion of carrying value to redemption value		19,164,725
Class A Ordinary Shares subject to possible redemption, December 31, 2025	21,562,500	$220,079,851

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the period from January 22, 2025 (inception) through December 31, 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Period from January 22, 2025 (Inception) Through
	December 31, 2025
	Redeemable Class A	Non-redeemable Class A and Class B
	Ordinary Shares	Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,193,832	$1,439,737

Denominator:
Basic weighted average ordinary shares outstanding	11,846,839	7,774,673
Basic net income per ordinary share	$0.19	$0.19

	For the Period from January 22, 2025 (Inception) Through
	December 31, 2025
	Redeemable Class A	Non-redeemable Class A and Class B
	Ordinary Shares	Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,165,381	$1,468,188

Denominator:
Diluted weighted average ordinary shares outstanding	11,846,839	8,032,485
Diluted net income per ordinary share	$0.18	$0.18

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

In May 2025, the Sponsor granted membership interests equivalent to an aggregate of 300,000 Founder Shares, discussed in Note 7, in exchange for their services as the officer and independent directors through the Company’s initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 300,000 Founder Shares represented by such membership interests assigned to the holders of such interests on June 26, 2025 was $372,000 or $1.24 per share. The Company established the initial fair value of the Founder Shares on May 9, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the market adjustment of 12.5%, a risk free rate of 4.28% and a stock price of $9.86. The Founder Shares are classified as Level 3 in the fair value hierarchy at the measurement date due to the use of unobservable inputs, and other risk factors. As of December 31, 2025, the Company recorded the share compensation in the statements of operations.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $25,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of the closing date of the Initial Public Offering or the date on which the Company determines not to conduct an initial public offering. The loan was repaid out of the $650,000 of offering proceeds that has been allocated to the payment of offering expenses. The Company had borrowed $25,000 under the promissory note, which was repaid as of June 26, 2025. Borrowings under the note are no longer available.

Due from Sponsor

On June 26, 2025, the Company repaid in excess of the promissory note – related party and advances from related party for a total $130,500. As of December 31, 2025, there was $25,000 outstanding under the due from Sponsor, which is currently due on demand.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support commencing on June 26, 2025. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the period from January 22, 2025 (inception) through December 31, 2025, the Company incurred $61,667 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and increasing military conflicts in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and increasing military conflicts in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and increasing conflicts in the Middle East, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

Underwriting Agreement

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 per share. At December 31, 2025, there were 606,250 Class A ordinary shares issued or outstanding, excluding 21,562,500 shares subject to possible redemption.

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

Warrants — As of December 31, 2025, there were 10,781,250 Public Warrants and 303,125 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

At December 31, 2025, investments held in the Trust Account were held in mutual funds which are invested in money market funds. Investments held in the Trust Account are presented on the balance sheet at fair value at the end of the reporting period.

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
Investments held in Trust Account	1	$220,079,851

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics included in total assets, which include the following:

December 31, 2025
Cash	$808,775
Investments held in Trust Account	$220,079,851

For the Period from January 22, 2025 (Inception) Through December 31, 2025
General and administrative costs	$466,055
Earnings on investments held in Trust Account	$4,454,851

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

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit Index

Exhibit No.	Description
1.1	Underwriting Agreement (incorporated by reference to exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on June 30, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 30, 2025).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 30, 2025).
4.5*	Description of Securities
10.1	Letter Agreement among the Registrant, LightWave Founders LLC and each of the officers and directors of the Registrant (incorporated by reference to exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.3	Registration Rights Agreement among the Registrant, LightWave Founders LLC and the Holders signatory thereto (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.4	Private Units Purchase Agreement between the Registrant and LightWave Founders LLC (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.5	Private Units Purchase Agreement between the Registrant and BTIG, LLC (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.6	Form of Indemnity Agreement (incorporated by reference to exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.7	Amended and Restated Promissory Note, dated June 17, 2025, issued to LightWave Founders LLC (incorporated by reference to exhibit 10.7 to the Registration Statement on Form S-1/A filed with the SEC on June 18, 2025).
10.8	Securities Subscription Agreement dated January 29, 2025, between LightWave Founders LLC and the Registrant (incorporated by reference to exhibit 10.8 to the Registration Statement on Form S-1/A filed with the SEC on June 16, 2025).
10.9	Administrative Services Agreement (incorporated by reference to exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on June 30, 2025).
14*	Code of Ethics.
19*	Insider Trading Policy.
21*	List of Subsidiaries.
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE ACQUISITION CORP.
Dated: March 30, 2026
	By:	/s/ Robert Bennett
	Name:	Robert Bennett
	Title:	Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Bennett and William W. Bunker, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Bennett	Chairman and Chief Executive Officer	March 30, 2026
Robert Bennett	(Principal Executive Officer)

/s/ William W. Bunker	Vice Chairman and Chief Financial Officer	March 30, 2026
William W. Bunker	(Principal Accounting and Financial Officer)

/s/ Charlotte S. Blechman	Director	March 30, 2026
Charlotte S. Blechman

/s/ Robert Hochberg	Director	March 30, 2026
Robert Hochberg

/s/ Allen C. Dickason	Director	March 30, 2026
Allen C. Dickason