Form 10-Q
period 2026-06-30
LightWave Acquisition Corp.
filed 2026-08-14
CIK 2061379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 22,168,750 Class A ordinary shares, $0.0001 par value and 7,906,250 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LIGHTWAVE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from January 22, 2025 (Inception) Through June 30, 2025	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from January 22, 2025 (Inception) Through June 30, 2025	3
Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from January 22, 2025 (Inception) through June 30, 2025	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21

Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23

Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LIGHTWAVE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$472,668	$808,775
Due from Sponsor	25,000	25,000
Prepaid expenses	53,355	10,507
Prepaid insurance	71,308	72,500
Total current assets	622,331	916,782
Long-term prepaid insurance	—	34,760
Investments held in Trust Account	223,980,148	220,079,851
Total Assets	$224,602,479	$221,031,393

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$263,967	$78,345
Accrued offering costs	75,000	75,000
Total current liabilities	338,967	153,345
Deferred underwriting fee payable	7,546,875	7,546,875
Total Liabilities	7,885,842	7,700,220

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,562,500 shares at redemption value of $10.39 and $10.21 per share as of June 30, 2026 and December 31, 2025, respectively	223,980,148	220,079,851

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 606,250 shares issued and outstanding, excluding 21,562,500 shares subject to possible redemption as of June 30, 2026 and December 31, 2025	61	61
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,906,250 shares issued and outstanding as of June 30, 2026 and December 31, 2025	791	791
Accumulated deficit	(7,264,363)	(6,749,530)
Total Shareholders’ Deficit	(7,263,511)	(6,748,678)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$224,602,479	$221,031,393

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30	For the Period from January 22, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
General and administrative costs	$340,364	$87,167	$526,201	$134,353
Loss from operations	(340,364)	(87,167)	(526,201)	(134,353)

Other income (expense):
Interest income - operating account	4,856	172	11,368	172
Compensation expense	—	(372,000)	—	(372,000)
Earnings from investments in Trust Account	1,965,149	98,309	3,900,297	98,309
Total other income (expense), net	1,970,005	(273,519)	3,911,665	(273,519)

Net income (loss)	$1,629,641	$(360,686)	$3,385,464	$(407,872)

Weighted average redeemable Class A ordinary shares outstanding - basic and diluted	21,562,500	1,184,753	21,562,500	673,828

Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.05	$(0.04)	$0.11	$(0.05)

Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic (1)	8,512,500	6,964,973	8,512,500	6,926,172

Basic net income (loss) per non-redeemable Class A and Class B ordinary share	$0.05	$(0.04)	$0.11	$(0.05)

Weighted average non-redeemable Class A and Class B ordinary shares outstanding – diluted (1)	8,512,500	7,939,560	8,512,500	7,925,195

Diluted net income (loss) per non-redeemable Class A and Class B ordinary share	$0.05	$(0.04)	$0.11	$(0.05)

(1)	For the period from January 22, 2025 (inception) through June 30, 2025 excludes up to 1,031,250 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 7). On June 26, 2025, the Company consummated its Initial Public Offering and sold 21,562,500 Units, including 2,812,500 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 1,031,250 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	606,250	$61	7,906,250	$791	$—	$(6,749,530)	$(6,748,678)

Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,935,148)	(1,935,148)

Net income	—	—	—	—	—	1,755,823	1,755,823

Balance – March 31, 2026	606,250	61	7,906,250	791	—	(6,928,855)	(6,928,003)

Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,965,149)	(1,965,149)

Net income	—	—	—	—	—	1,629,641	1,629,641

Balance – June 30, 2026	606,250	$61	7,906,250	$791	$—	$(7,264,363)	$(7,263,511)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM

JANUARY 22, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 22, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,906,250	791	24,209	—	25,000

Net loss	—	—	—	—	—	(47,186)	(47,186)

Balance – March 31, 2025	—	—	7,906,250	791	24,209	(47,186)	(22,186)

Sale of 606,250 Private Placement Units	606,250	61	—	—	6,062,439	—	6,062,500

Fair value of Public Warrants at issuance	—	—	—	—	2,479,688	—	2,479,688

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(156,710)	—	(156,710)

Share-based compensation	—	—	—	—	372,000	—	372,000

Accretion for Class A ordinary shares to redemption value	—	—	—	—	(8,781,626)	(6,026,557)	(14,808,183)

Net loss	—	—	—	—	—	(360,686)	(360,686)

Balance – June 30, 2025	606,250	$61	7,906,250	$791	$—	$(6,434,429)	$(6,433,577)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from January 22, 2025 (Inception) Through June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,385,464	$(407,872)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings from investments in Trust Account	(3,900,297)	(98,309)
Compensation expense	—	372,000
Changes in operating assets and liabilities:
Prepaid expenses	(6,896)	(37,750)
Accounts payable and accrued expenses	185,622	109,477
Net cash used in operating activities	(336,107)	(62,454)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(215,625,000)
Net cash used in investing activities	—	(215,625,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	211,312,500
Proceeds from sale of Private Placement Units	—	6,062,500
Overpayment on Sponsor Note Payable	—	(130,500)
Repayment of advances from related party	—	(144,500)
Repayment of promissory note - related party	—	(25,000)
Proceeds from advances from related party	—	144,500
Payment of offering costs	—	(416,730)
Net cash provided by financing activities	—	216,827,770

Net Change in Cash	(336,107)	1,140,316
Cash – Beginning of period	808,775	—
Cash – End of period	$472,668	$1,140,316

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$320,862
Deferred offering costs paid through promissory note - related party	$—	$25,000
Offering costs charged to additional paid-in capital	$—	$527,521
Deferred underwriting fee payable	$—	$7,546,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 22, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the Initial Public Offering (as defined below).

The Company’s sponsor is LightWave Founders LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 24, 2025. On June 26, 2025, the Company consummated the Initial Public Offering of 21,562,500 units at $10.00 per unit, which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 2,812,500 Units, generating gross proceeds of $215,625,000.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026, for the three months ended June 30, 2025 and for the period from January 22, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note and advances from a related party. At June 30, 2026, the Company had cash of $472,668, due from Sponsor of $25,000, and working capital of $283,364.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of June 30, 2026, no such Working Capital Loans were outstanding.

In connection with our assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements - Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of financing and acquisition plans. Additionally, the Company has until June 26, 2027, the Completion Window, to complete a Business Combination. The projected working capital deficit and the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Completion Window, raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through debt or equity financing and the completion of its proposed Business Combination. There are no assurances that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $472,668 and $808,775 and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

At June 30, 2026 and December 31, 2025, investments held in the Trust Account were held in mutual funds which are invested in money market funds. Investments held in the Trust Account are presented on the condensed balance sheets at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

JUNE 30, 2026

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	21,562,500	$215,625,000
Less:
Proceeds allocated to Public Warrants		(2,479,688)
Class A ordinary shares issuance costs		(12,230,186)
Plus:
Accretion of carrying value to redemption value		19,164,725
Class A Ordinary Shares subject to possible redemption, December 31, 2025	21,562,500	220,079,851
Plus:
Accretion of carrying value to redemption value		1,935,148
Class A Ordinary Shares subject to possible redemption, March 31, 2026	21,562,500	222,014,999
Plus:
Accretion of carrying value to redemption value		1,965,149
Class A Ordinary Shares subject to possible redemption, June 30, 2026	21,562,500	$223,980,148

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three and six months ended June 30, 2026 and for the period from January 22, 2025 (inception) through June 30, 2025 was less than the exercise price, and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,168,384	$461,257	$2,427,234	$958,230

Denominator:
Basic and diluted weighted average ordinary shares outstanding	21,562,500	8,512,500	21,562,500	8,512,500
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.11	$0.11

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

LIGHTWAVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Due from Sponsor

On June 26, 2025, the Company repaid in excess of the promissory note – related party and advances from related party for a total $130,500. As of June 30, 2026 and December 31, 2025, there was $25,000 outstanding under the due from Sponsor, which is currently due on demand.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support commencing on June 26, 2025. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000, in fees for these services, respectively, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. For the three months ended June 30, 2025 and for the period from January 22, 2025 (inception) through June 30, 2025, the Company incurred $1,667 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

JUNE 30, 2026

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 per share. At June 30, 2026 and December 31, 2025, there were 606,250 Class A ordinary shares issued or outstanding, excluding 21,562,500 shares subject to possible redemption.

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

JUNE 30, 2026

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 10,781,250 Public Warrants and 303,125 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

At June 30, 2026 and December 31, 2025, investments held in the Trust Account were held in mutual funds which are invested in money market funds. Investments held in the Trust Account are presented on the condensed balance sheets at fair value at the end of the reporting period.

The following tables present information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Investments held in Trust Account	1	$223,980,148	$220,079,851

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

JUNE 30, 2026

(Unaudited)

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics included in total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash	$472,668	$808,775
Investments held in Trust Account	$223,980,148	$220,079,851

	For the Three Months Ended June 30,		For the Six Months Ended June 30	For the Period from January 22, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
General and administrative costs	$340,364	$87,167	$526,201	$134,353
Earnings from investments in Trust Account	$1,965,149	$98,309	$3,900,297	$98,309

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

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 22, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,629,641, which consists of earnings on investments held in the Trust Account of $1,965,149 and interest income from operating account of $4,856, offset by general and administrative costs of $340,364.

For the three months ended June 30, 2025, we had a net loss of $360,686, which consists of general and administrative costs of $87,167 and compensation expense of $372,000, offset by earnings on investments held in the Trust Account of $98,309 and interest income from operating account of $172.

For the six months ended June 30, 2026, we had a net income of $3,385,464, which consists of earnings on investments held in the Trust Account of $3,900,297 and interest income from operating account of $11,368, offset by general and administrative costs of $526,201.

For the period from January 22, 2025 (inception) through June 30, 2025, we had a net loss of $407,872, which consists of general and administrative costs of $134,353 and compensation expense of $372,000, offset by earnings on investments held in the Trust Account of $98,309 and interest income from operating account of $172.

Liquidity, Capital Resources and Going Concern

On June 26, 2025, we consummated the Initial Public Offering of 21,562,500 Units at $10.00 per Unit, which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 2,812,500 Units, generating gross proceeds of $215,625,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 606,250 Private Placement Units to the Sponsor and the underwriters of the Initial Public Offering, at a price of $10.00 per unit, or $6,062,500 in the aggregate.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $215,625,000 was placed in the Trust Account. We incurred $12,386,896 in Initial Public Offering related costs, consisting of $4,312,500 of cash underwriting fee, $7,546,875 of deferred underwriting fee, and $527,521 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $336,107. Net income of $3,385,464 was affected by earnings on investments held in the Trust Account of $3,900,297. Changes in operating assets and liabilities used $178,726 of cash for operating activities.

For the period from January 22, 2025 (inception) through June 30, 2025, cash used in operating activities was $62,454. Net loss of $407,872 was affected by earnings on investments held in the Trust Account of $98,309 and compensation expense of $372,000. Changes in operating assets and liabilities provided $71,727 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $223,980,148 consisting of mutual funds invested in money market funds. We may withdraw earnings from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $472,668. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements - Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of financing and acquisition plans. Additionally, the Company has until June 26, 2027, the Completion Window, to complete a Business Combination. The projected working capital deficit and the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Completion Window, raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through debt or equity financing and the completion of its proposed Business Combination. There are no assurances that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE ACQUISITION CORP.

Date: August 14, 2026	By:	/s/ Robert Bennett
	Name:	Robert Bennett
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ William W. Bunker
	Name:	William W. Bunker
	Title:	Vice Chairman and Chief Financial Officer
(Principal Financial And Accounting Officer)